Form 10-K
period 1999-12-31
MMCA AUTO OWNER TRUST 1999-2
filed 2000-04-03
CIK 1098245

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________

FORM 10-K

(Mark One)

  X	    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                              OR

    	 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 	    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________


Commission file number 333-85685

MMCA Auto Owner Trust 1999-2
MMCA Auto Receivables Trust
(Originator of the MMCA Auto Owner Trust 1999-2)
(Exact name of registrant as specified in its charter)


               Delaware                      33 - 0869011
    (State or other jurisdiction            (IRS Employer
of incorporation or organization)        Identification No.)


           6363 Katella Avenue
            Cypress, California                90630-5205
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:  (714) 236-1614

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X
                            				      No

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


	State the aggregate market value of the voting stock held by non-affiliates of the registrant: None.

	Indicate the number of share outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

	Documents incorporated by reference:  None.


PART I

Item 1.		Business

Not applicable.


Item 2.		Properties

MMCA Auto Owner Trust 1999-1 (the "Trust") was formed on October 1, 1999 pursuant to a Trust Agreement (the "Trust Agreement"), dated as of October 1, 1999, between MMCA Auto Receivables Trust, as depositor ("MART"), and Wilmington Trust Company, as owner trustee. Pursuant to the Trust Agreement, the Trust issued certificates evidencing an interest in the trust property (the "Certificates"). The Certificates are held by MMCA Auto Receivables Trust and Mitsubishi Motors Credit of America, Inc.

Pursuant to an Indenture, dated as of October 1, 1999, between the Trust, as issuer, and Bank of Tokyo - Mitsubishi Trust Company, as indenture trustee (the "Indenture Trustee"), the Trust issued asset-backed notes (the "Notes"). The Notes consist of four classes (the "6.30%
Class A-1 Asset Backed Notes," "6.80% Class A-2 Asset Backed Notes,
" "7.00% Class A-3 Asset Backed Notes" and "7.55% Class B Asset Backed Notes"). The 6.30% Class A-1 Asset Backed Notes, 6.80% Class A-2 Asset Backed Notes, 7.00% Class A-3 Asset Backed Notes and 7.55% Class B
Asset Backed Notes were registered and publicly offered and sold.

The assets of the Trust primarily include a pool of motor vehicle retail installment sale contracts originated by Mitsubishi Motors
Credit of America, Inc. ("MMCA") and secured by new and used motor vehicles and light trucks. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes, the Certificates and the Final Payment Certificate and distributing payments on the Notes, the Certificates and the Final Payment Certificate.


Rider A:

Pursuant to a Sale and Servicing Agreement, dated as of October 1, 1999, among the Trust, as issuer, MART, as seller, and MMCA, as servicer, MMCA administers and services the Trust's pool of motor vehicle retail installment contracts.



Item 2.		Properties (continued)

The following tables set forth the delinquency experience with respect to the level payments due each month on the Trust's motor vehicle retail installment sale contracts but does not include the delinquency experience with respect to balloon payments due at the end of the term of the Trust's contracts which provide for such payments. The period of delinquency is based on the number of days for which more than 10% of a level payment is contractually past due, and the delinquency rate as a percentage of the balance outstanding represents delinquent dollars as a percentage of dollars outstanding.


                           	    December 31, 1999

                       				Contracts         	Balances
        					                                of Receivables
Delinquent Contracts:
	(i) 30-59 Days		              856           $140,002,648.73
	(ii) 60-89 Days             		172	           	$2,667,301.74
	(iii) 90 Days or More	         58	             	$890,250.28



                       				    December 31, 1999

                        		 % of Contracts	     	% of Balance
			  	                       Outstanding	        Outstanding
Delinquency Rates:
	(i) 30-59 Days Delinquent       	2.25%	            	1.97%
	(ii) 60-89 Days Delinquent       0.45%		            0.37%
	(iii)90 Days or More Delinquent 	0.15%	            	0.13%


The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.


                             				December 31, 1999

                             			Contracts	       	Amount
Aggregate Net Losses	               40	        		$439,179.84


Item 3.		Legal Proceedings

There is nothing to report with regard to this item.


Item 4.		Submission of Matters to a Vote of Security Holders

There is nothing to report with regard to this item.


PART II

Item 5.		Market for the Registrant's Common Equity and
Related Stockholder Matters

The holder of record of all the Notes as of December 31, 1999 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

			Cede & Co.
			c/o The Depository Trust Company
			Seven Hanover Square
			New York, New York 10004

The holders of record of all of the Certificates as of December 31, 1999 were MMCA Auto Receivables Trust and Mitsubishi Motors Credit of America, Inc.


Item 6.		Selected Financial Data

Not applicable.


Item 7.		Management's Discussion and Analysis of Financial Condition
and Results of Operations

Not applicable.


Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


Item 8.		Financial Statements and Supplementary Data

Not applicable.


Item 9.		Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure

There is nothing to report with regard to this item.


PART III

Item 10.	Directors and Executive Officers of the Registrant

Not applicable.


Item 11 	Executive Compensation

Not applicable.


Item 12.	Security Ownership of Certain Beneficial Owners and Management

There is nothing to report with regard to this item.


Item 13.	Certain Relationships and Related Transactions

There is nothing to report with regard to this item.


PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	1.	Not applicable.
   		2.	Not applicable.
		   3.	Exhibits:
			     99.1 Annual Statement as to Compliance.
		     	99.2 Annual Independent Public Accountant's Servicing Report.

	(b)	Reports on Form 8-K.

	The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated November 8, 1999, December 8, 1999 and
January 10, 2000.

	(c)	See (a) 3 above.

	(d)	Not applicable.



 	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					MMCA AUTO OWNER TRUST 1999-2

					BY:  MMCA AUTO RECEIVABLES TRUST


Date: March 21, 2000			By:   /s/ Hideyuki Kitamura
                  	          				Hideyuki Kitamura
			                            		Secretary and Treasurer


	SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

	No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Notes during the period covered by this report and the registrant does not intend to furnish such materials to holders of the Notes subsequent to the filing of this report.



Exhibit:  99.1 Annual Statement as to Compliance.


March 23, 2000


The Bank of Tokyo-Mitsubishi, Ltd.,
New York Branch, formerly known as
Mitsubishi Bank Trust Company of New York
1251 Avenue of the Americas
New York, New York 10020
Attention: Mr. Takao Kunitomo


Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-0001
Attention: Mr. W. Chris Sponenberg



              Re: Annual Statement as to Compliance

Gentlemen:

Pursuant to Section 3.10 of that certain Sale and Servicing Agreement (the "Agreement") by and among MMCA Auto Owner Trust 1999-2, as Issuer, MMCA Auto Receivables, Inc., as Seller, and Mitsubishi Motors Credit of America, Inc., as Servicer, I hereby certify the following, as of March 23, 1999: (1) a review of the activities of the Servicer during the period October 1, 1999 through December 31, 1999 and of its performance of its obligations under the Agreement has been made under my supervision and (2) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.

Sincerely,


MITSUBISHI MOTORS CREDIT OF AMERICA, INC.


---------------------------------------
Hideyuki Kitamura
Executive Vice President, Secretary and Treasurer



Exhibit 99.2

Report on Management's Assertion on Compliance with
Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


                Independent Accountants' Report

To the Board of Directors and Shareholder
Mitsubishi Motors Credit of America, Inc.

We have examined management's assertion, included in the accompanying report tiltled Report of Management, that Mitsubishi Motors
Credit of America, Inc. (MMCA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards I.4, III.3, III.4, V.2, V.3, and V.4, which are inapplicable to servicing automobile loans, during the year ended December 31, 1999, included in the accompanying report titled Report of Management. Management is responsible for MMCA's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about MMCA's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MMCA's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MMCA's compliance with specified requirements.

In our opinion, management's assertion that MMCA complied with the aforementioned requirements during the year ended December 31, 1999, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 25, 2000