Form 10-K
period 2000-12-31
MMCA AUTO OWNER TRUST 1999-2
filed 2001-03-22
CIK 1098245

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, DC 20549
			______________________

			     FORM 10-K

 ??ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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


	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ?


	State the aggregate market value of the voting stock held by non-affiliates of the registrant: None.

	Indicate the number of share outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

	Documents incorporated by reference: None.


PART I

Item 1.		Business

Not applicable.


Item 2.		Properties

MMCA Auto Owner Trust 1999-2 (the "Trust") was formed on
October 1, 1999 pursuant to a Trust Agreement (the "Trust Agreement"), dated as of October 1, 1999, between MMCA Auto Receivables Trust, as depositor ("MART"), and Wilmington Trust Company, as owner trustee. Pursuant to the Trust Agreement, the Trust issued certificates evidencing an interest in the trust property (the "Certificates"). The Certificates are held by MMCA Auto Receivables Trust and Mitsubishi Motors Credit of America, Inc.

Pursuant to an Indenture, dated as of October 1, 1999, between the Trust, as issuer, and Bank of Tokyo - Mitsubishi Trust Company, as indenture trustee (the "Indenture Trustee"), the Trust issued asset-backed notes (the "Notes"). The Notes consist of four classes
(the "6.30% Class A-1 Asset Backed Notes," "6.80% Class A-2 Asset Backed Notes," "7.00% Class A-3 Asset Backed Notes" and "7.55% Class B Asset Backed Notes"). The 6.30% Class A-1 Asset Backed Notes, 6.80% Class A-2 Asset Backed Notes, 7.00% Class A-3 Asset Backed Notes and 7.55% Class B Asset Backed Notes were registered and publicly offered and sold.

The assets of the Trust primarily include a pool of motor vehicle retail installment sale contracts originated by Mitsubishi
Motors Credit of America, Inc. ("MMCA") and secured by new and used motor vehicles and light- and medium-duty trucks. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes, the Certificates and the Final Payment Certificate and distributing payments on the Notes, the Certificates and the Final Payment Certificate.

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










					December 31, 2000

				Contracts 	Balances of Receivables

Delinquent Contracts:
	(i) 30-59 Days		1,638 		$25,920,468.18
	(ii) 60-89 Days		393 		$6,442,905.71
	(iii) 90 Days or More	189 		$3,218,074.27




					December 31, 2000

		% of Contracts Outstanding 	% of Balance Outstanding

Delinquency Rates:
(i) 30-59 Days Delinquent	4.70% 		4.68%
(ii) 60-89 Days Delinquent	1.13%		1.16%
(iii) 90 Days or More Delinq.	0.54% 		0.58%


The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.



					December 31, 2000




				Contracts 	Amount
Aggregate Net Losses		1,394 		$13,231,761.23




Item 3.		Legal Proceedings

There is nothing to report with regard to this item.


Item 4.		Submission of Matters to a Vote of Security Holders

There is nothing to report with regard to this item.


PART II

Item 5.		Market for the Registrant's Common Equity and Related
		 Stockholder Matters

The holder of record of all the Notes as of December 31, 2000 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

			Cede & Co.
			c/o The Depository Trust Company
			Seven Hanover Square
			New York, New York 10004

The holder of record of all of the Certificates as of December 31, 2000 was MMCA Auto Receivables Trust .


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

		The Registrant has filed Current Reports on Form 8-K with
		 the Securities and Exchange Commission dated February 8, 2000, March 9, 2000, April 7, 2000, May 9, 2000, June 9, 2000,
		 July 10, 2000, August 9, 2000, September 11, 2000,
		 October 11, 2000, November 9, 2000, December 11, 2000, and
		 January 9, 2001.

	(c)	See (a) 3 above.

	(d)	Not applicable.



 	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MMCA AUTO OWNER TRUST 1999-2

				BY:  MMCA AUTO RECEIVABLES TRUST


Date: March 21, 2001		By:   /s/ Hideyuki Kitamura
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